Form 10-K/A
period 2000-12-31
UNION PLANTERS MORT PASS THR CERT SER 2000-UP1
filed 2002-07-17
CIK 1123046

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-84249-09

                          Salomon Brothers Mortgage Securities VII, Inc. Mortgage Pass-Through Certificates
                          Series 2000-UP1 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2242957
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Salomon Brothers Mortgage Securities VII, Inc. Series 2000-UP1 Trust established pursuant to the Pooling and Servicing Agreement among Salomon Brothers Mortgage Securities VII, Inc. as Depositor, Union Planters PMAC, Inc. as Master Servicer and Wells Fargo Bank Minnesota, National Association as Trustee, pursuant to which the Salomon Brothers Mortgage Securities VII, Inc. Series 2000-UP1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Union Planters National Bank  <F3>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Union Planters National Bank  <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Union Planters National Bank  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 9, 2000, December 11, 2000, and January 8, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Salomon Brothers Mortgage Securities VII, Inc.
Mortgage Pass-Through Certificates
Series 2000-UP1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 16, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)  Union Planters National Bank  <F3>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Union Planters National Bank  <F3>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Union Planters National Bank  <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.



EX-99.3 (a)
   Annual Statement of Compliance

   UNION PLANTERS   (logo)
   PMAC
   Portfolio Mortgage Administration Center

   OFFICER'S CETIFICATE

   As of and for the year ended December 31, 2000, Union Planters PMAC, Inc., as to each signatory herein do state that (i) a review of the activities as the Master Servicer during the year and a review of the performance under the Servicing Agreement has been made under such officers' supervision and
   (ii) to the best of such officers' knowledge, based on the review, the Master Servicer has fulfilled all of its obligations under the Servicing Agreement throughout the year.


   Morgan McCarty                  Tracy Allen

   President                       Treasurer



   Post Office Box 18001, Hattiesburg, Mississippi 39404-8001
   215 Forrest Street, Hattiesburg, Mississippi 39401-3476
   601-554-2000 e WATS 1-800-986-2462 - wwwunionplanters.com/mortgage